Form 10-Q
period 1995-03-31
SADLIER WILLIAM H INC
filed 1995-05-12
CIK 86082

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X]       Quarterly Report Pursuant to Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarterly period ended ________________March_31,_1995___________________


Commission file number _________________________0-3037__________________________


___________________________WILLIAM_H._SADLIER,_INC._____________________________
             (Exact name of registrant as specified in its charter)


__________New_York________________              __________13-5363840____________
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification Number)


_____9_Pine_Street,_New_York,_New_York_____________________10005-1002___________
  (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code ____(212)_227-2120___________


_________________________________Not_Applicable_________________________________
Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.
Common stock, par value $0.25 per share: 894,296 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                         __________March_31,_________    December_31,
                                         ____1995_____________1994___    ____1994____
                                                 (Unaudited)               (Note)


ASSETS:

  Cash and cash equivalents              $   336,514     $    54,335     $   871,515
  Accounts receivable                      1,037,882         975,706       2,185,333
  Refundable income taxes                  1,593,000       1,513,000            -
  Inventories:
    Bound books and merchandise            2,479,956       2,039,661       1,652,782
    Sheet stock and work in process           61,092         103,776          55,657
    Paper                                ____616,859_    ____117,830_    _____79,895_
                                           3,157,907       2,261,267       1,788,334
  Prepaid expenses                           303,461         336,149         333,035
  Deferred income taxes                  ____645,200_    ____650,200_    ____645,200_
    Total current assets                   7,073,964       5,790,657       5,823,417

  Fixed assets--net                        1,139,553       1,205,483       1,163,009
  Deferred pre-publication costs           6,757,577       5,171,156       6,801,832
  Other assets                           ____782,128_    ____673,471_    ____751,927_

                                         $15,753,222     $12,840,767     $14,540,185
                                         ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion of long-term debt      $   100,000     $      -        $   100,000
  Notes payable--banks                     3,600,000       1,800,000            -
  Accounts payable                         1,805,451       1,134,860         986,436
  Accrued royalties                           40,306          65,358       1,082,481
  Other liabilities and
    accrued expenses                     ____701,738_    ____675,536_    ____868,837_
    Total current liabilities              6,247,495       3,675,754       3,037,754

  Long-term debt                             275,000            -            300,000

  Deferred income taxes                       41,800          32,900          41,800

  Shareholders' equity:
    Common shares                            225,000         225,000         225,000
    Retained earnings                    __8,995,660_    __8,938,846_    _10,967,364_
                                           9,220,660       9,163,846      11,192,364
    Less treasury shares, at cost        ____(31,733)    ____(31,733)    ____(31,733)
                                         __9,188,927_    __9,132,113_    _11,160,631_
                                         $15,753,222     $12,840,767     $14,540,185
                                         ============    ============    ============


Note: The balance sheet at December 31, 1994 has been taken from the audited financial statements at that date and condensed.




                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Unaudited)



                                                                Three months ended
                                                          ___________March_31,__________
                                                          _____1995____    _____1994____


Net sales                                                 $    844,959     $    810,910

Operating costs and expenses:
   Manufacturing, royalty and amortization                     818,173          762,341
   Editorial and distribution                                1,014,175        1,031,060
   Selling, general and administrative                    ___2,443,542_    ___2,529,112_
                                                          ___4,275,890_    ___4,322,513_

Operating loss                                              (3,430,931)      (3,511,603)

Other income (expense):
   Interest income                                                 515            7,965
   Other income                                                 16,015              835
   Interest expense                                       _____(45,303)    _____(16,741)
                                                          _____(28,773)    ______(7,941_

Loss before income taxes                                    (3,459,704)      (3,519,544)

Credit for income taxes                                   __(1,488,000)    __(1,513,000)

Net loss                                                    (1,971,704)      (2,006,544)

Retained earnings at beginning of period                  __10,967,364_    __10,945,390_

Retained earnings at end of period                        $  8,995,660     $  8,938,846
                                                          =============    =============

Loss per common share                                     $      (2.21)    $      (2.23)
                                                          =============    =============

Average common shares outstanding                              894,296          899,046
                                                          =============    =============














                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                               Three months ended
                                                         ___________March_31,__________
                                                         _____1995____    ____1994_____


CASH FLOW USED IN OPERATIONS:
    Cash used in operations                              $_(3,516,210)    $_(3,809,481)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments                   -             695,880
  Capital expenditures                                        (28,046)         (49,479)
  Prepublication cost expenditures                           (565,745)        (585,941)
  Purchase of textbook series                            ________-____    ____(360,000)
    Cash used in investing activities                    ____(593,791)    ____(299,540)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                      3,600,000        1,800,000
  Repayment of long-term debt                                 (25,000)            -
  Purchase of treasury shares                            ________-____    _____(25,000)
    Cash provided by financing activities                ___3,575,000_    ___1,775,000_

Decrease in cash and cash equivalents                        (535,001)      (2,334,021)

Cash and cash equivalents at beginning of period         _____871,515_    ___2,388,356_

Cash and cash equivalents at end of period               $    336,514     $     54,335
                                                         =============    =============

OTHER CASH FLOW INFORMATION:
  Depreciation and amortization                          $    661,503     $    629,259
                                                         =============    =============



























                    WILLIAM H. SADLIER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of March 31, 1995 and 1994, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for both periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1994.

2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the three months ended March 31, 1995 should not necessarily be considered indicative of the results for the year ending December 31, 1995.



























Item 2. Management's_Discussion_and_Analysis_of_Financial_Condition and_Results_of_Operations


Results_of_Operations

In the three months ended March 31, 1995, net sales were higher than in the comparable period of 1994. New_Progress_in_Mathematics and the Parish Edition of Coming_to_Faith accounted for most of the increase.

Manufacturing costs were higher due primarily to paper prices which increased substantially in the latter part of 1994. The Company expects to offset most of the higher costs for paper during 1995 by reasonably increasing the prices it charges for its products. With the completion of the revisions of two major series, editorial expenses declined in the first three months of 1995. Promotional expenses related to those series also decreased from 1994 levels. In addition, general and administrative expenses were lower in 1995.

Interest expense increased in 1995 due to higher levels of borrowing and higher interest rates, while interest income decreased because of a reduction in funds available for investment. Other income rose in the three months ended
March 31, 1995, the result of an increase in cash discounts.

The credits for income taxes in 1995 and 1994 were based on the effective tax rates estimated for each full year.

Liquidity_and_Capital_Resources

Cash and cash equivalents at March 31, 1995 increased by $282,000 from the March 31, 1994 level. Working capital decreased by $1,288,000 from the comparable date in 1994, primarily due to greater prepublication cost and editorial expenditures in the year ended December 31, 1994. These expenditures were incurred to complete the revisions of New_Progress_in_Mathematics and the Parish Edition of Coming_to_Faith, and to begin the revision of the Catholic School Edition of Coming_to_Faith. Because of the reduced availability of paper in 1995, the Company purchased significantly more paper for inventory than it normally does to ensure an adequate supply for its printing requirements.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1995.

The Company maintains lines of credit with its banks, under which $9,000,000 was available at March 31, 1995. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities at March 31, 1995 and 1994, such short-term borrowing amounted to $3,600,000 and $1,800,000, respectively.







PART_II.__OTHER_INFORMATION


All items required hereunder have been omitted because they are inapplicable or would result in negative answers.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    _WILLIAM_H._SADLIER,_INC._
                                                             (Registrant)




__May_12,_1995__                      By: /s/_Frank_S._Dinger___________________
    (Date)                                Frank S. Dinger
                                          Chairman of the Board and
                                          Chief Operating Officer




__May_12,_1995__                      By: /s/_Henry_E._Christel_________________
    (Date)                                Henry E. Christel
                                          Vice President, Treasurer
                                          Principal Financial Officer