Form 10-Q/A
period 1995-03-31
SADLIER WILLIAM H INC
filed 1995-08-14
CIK 86082

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                 Amendment No. 1


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


This amendment has been filed to include a Financial Data Schedule as Exhibit 27 to the Form 10-Q for the three months ended
March 31, 1995.






                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    _WILLIAM_H._SADLIER,_INC._
                                                             (Registrant)




__June_27,_1995__                      By:/s/_Frank_S._Dinger_________________
    (Date)                                Frank S. Dinger
                                          Chairman of the Board and
                                          Chief Operating Officer




__June_27,_1995__                      By: /s/_Henry_E._Christel________________
    (Date)                                Henry E. Christel
                                          Vice President, Treasurer
                                          Principal Financial Officer