Form 10-Q
period 1995-06-30
SADLIER WILLIAM H INC
filed 1995-08-14
CIK 86082

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 [X]       Quarterly Report Pursuant to Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarterly period ended ________________June_30,_1995___________________


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.
Common stock, par value $0.25 per share: 894,296 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                         __________June_30,_________    December_31,
                                         ____1995_____________1994___    ____1994____
                                                 (Unaudited)               (Note)


ASSETS:

  Cash and cash equivalents              $   340,633     $   595,862     $   871,515
  Accounts receivable                      6,190,240       5,253,084       2,185,333
  Refundable income taxes                  1,412,000       1,763,000            -
  Inventories:
    Bound books and merchandise            2,930,011       2,185,757       1,652,782
    Sheet stock and work in process           49,259         103,776          55,657
    Paper                                ____215,513_    _____24,951_    _____79,895_
                                           3,194,783       2,314,484       1,788,334
  Prepaid expenses                           314,271         328,336         333,035
  Deferred income taxes                  ____645,200_    ____650,200_    ____645,200_
    Total current assets                  12,097,127      10,904,966       5,823,417

  Fixed assets--net                        1,092,158       1,212,406       1,163,009
  Deferred pre-publication costs           6,834,307       5,704,793       6,801,832
  Other assets                           ____786,545_    ____645,888_    ____751,927_

                                         $20,810,137     $18,468,053     $14,540,185
                                         ============    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion of long-term debt      $   100,000     $      -        $   100,000
  Notes payable--banks                     8,650,000       7,200,000            -
  Accounts payable                         1,169,167       1,246,134         986,436
  Accrued royalties                          372,923         330,151       1,082,481
  Other liabilities and
    accrued expenses                     ____938,210_    ____857,870_    ____868,837_
    Total current liabilities             11,230,300       9,634,155       3,037,754

  Long-term debt                             250,000            -            300,000

  Deferred income taxes                       41,800          32,900          41,800

  Shareholders' equity:
    Common shares                            225,000         225,000         225,000
    Retained earnings                    __9,094,770_    __8,607,731_    _10,967,364_
                                           9,319,770       8,832,731      11,192,364
    Less treasury shares, at cost        ____(31,733)    ____(31,733)    ____(31,733)
                                         __9,288,037_    __8,800,998_    _11,160,631_
                                         $20,810,137     $18,468,053     $14,540,185
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




                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                    (Unaudited)



                                                      Six months ended                Three months ended
                                               ___________June 30,_________     ___________June_30,_________
                                               _____1995___    _____1994___     _____1995___    _____1994___

Net sales                                      $ 6,982,161     $ 6,000,356      $ 6,137,202     $ 5,189,446

Operating costs and expenses:
   Manufacturing, royalty and amortization       2,911,189       2,406,753        2,093,016       1,644,412
   Editorial and distribution                    2,005,779       2,300,546          991,604       1,269,486
   Selling, general and administrative         __5,168,166_    __5,306,195_     __2,724,624_    __2,777,083_
                                               _10,085,134_    _10,013,494_     __5,809,244_    __5,690,981_

Operating income (loss)                         (3,102,973)     (4,013,138)         327,958        (501,535)

Other income (expense):
   Interest income                                     522           8,703                7             738
   Other income                                     20,289           5,024            4,274           4,189
   Interest expense                            ___(202,432)    ___(101,248)     ___(157,129)    ____(84,507)
                                               ___(181,621)    ____(87,521)     ___(152,848)    ____(79,580)

Income (loss) before income taxes               (3,284,594)     (4,100,659)         175,110        (581,115)
Provision (credit) for income taxes            _(1,412,000)    _(1,763,000)     _____76,000_    ___(250,000)

Net income (loss)                               (1,872,594)     (2,337,659)          99,110        (331,115)

Retained earnings at beginning of period       _10,967,364_    _10,945,390_     __8,995,660_    __8,938,846_

Retained earnings at end of period             $ 9,094,770     $ 8,607,731      $ 9,094,770     $ 8,607,731
                                               ============    ============     ============    ============

Income (loss) per common share                 $     (2.09)    $     (2.61)     $       .11     $      (.37)
                                               ============    ============     ============    ============

Average common shares outstanding                  894,296         896,439          894,296         894,296
                                               ============    ============     ============    ============














                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)


                                                               Six months ended
                                                         ___________June_30,___________
                                                         _____1995____    ____1994_____


CASH FLOW USED IN OPERATIONS:
    Cash used in operations                              $_(7,846,254)    $_(7,546,148)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments                   -             695,880
  Capital expenditures                                        (32,153)        (100,661)
  Prepublication cost expenditures                         (1,252,475)      (1,656,565)
  Purchase of textbook series                            ________-____    ____(360,000)
    Cash used in investing activities                    __(1,284,628)    __(1,421,346)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                      8,650,000        7,200,000
  Repayment of long-term debt                                 (50,000)            -
  Purchase of treasury shares                            ________-____    _____(25,000)
    Cash provided by financing activities                ___8,600,000_    ___7,175,000_

Decrease in cash and cash equivalents                        (530,882)      (1,792,494)

Cash and cash equivalents at beginning of period         _____871,515_    ___2,388,356_

Cash and cash equivalents at end of period               $    340,633     $    595,862
                                                         =============    =============


OTHER CASH FLOW INFORMATION:
  Depreciation and amortization                          $  1,335,175     $  1,216,387
                                                         =============    =============



























                    WILLIAM H. SADLIER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of June 30, 1995 and 1994, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the six-month and three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.

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

2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the six months ended June 30, 1995 should not necessarily be considered indicative of the results for the year ending December 31, 1995.



























Item 2. Management's_Discussion_and_Analysis_of_Financial_Condition and_Results_of_Operations


Results_of_Operations

Net sales in the six months ended June 30, 1995 were 16% higher than in the same period in 1994. The Catholic School and Parish Editions of Coming_to_ Faith, and New_Progress_in_Mathematics and Vocabulary_Workshop all contributed to the increase.

Manufacturing costs in 1995 remained higher due primarily to increased paper prices. The Company modestly raised the prices for its products at the beginning of 1995 and expects to offset most of the remainder of these higher costs for paper by reasonably increasing its prices in the third quarter of 1995. Editorial expenses were lower in 1995, reflecting the completion of the revision of several major series. Promotional expenses related to those series decreased from 1994 levels. General and administrative expenses also were lower in 1995.

Interest expense increased in 1995 due to higher levels of borrowing and higher interest rates, while interest income decreased because of a reduction in funds available for investment. Cash discounts related to increased paper purchases in the six months ended June 30, 1995 accounted for most of the change in "other income."

The provision and credits for income taxes in 1995 and 1994 were based on the effective rates estimated for each full year.

Liquidity_and_Capital_Resources

Cash and cash equivalents at June 30, 1995 decreased by $255,000 from the June 30, 1994 level. Working capital decreased by $404,000 from the comparable date in 1994, primarily due to greater prepublication cost and editorial expenditures in the year ended December 31, 1994. These expenditures were incurred to complete the revisions of New_Progress_in_Mathematics and the Parish Edition of Coming_to_Faith, and to begin the revision of the Catholic School Edition of Coming_to_Faith. Because of the reduced availability of paper in 1995, the Company purchased significantly more paper for inventory than it normally does during the six months ended June 30, 1995 to ensure an adequate supply for its printing requirements. Inventory levels also reflected the increased printing requirements of the newly revised series.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1995.

In July of 1995, the Company increased its lines of credit with its banks, from $9,000,000 to $10,500,000. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities.
At June 30, 1995 and 1994, such short-term borrowing amounted to $8,650,000 and $7,200,000, respectively.







PART_II.__OTHER_INFORMATION


All items required hereunder have been omitted because they are inapplicable or would result in negative answers.




                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    _WILLIAM_H._SADLIER,_INC._
                                                             (Registrant)




__August_3,_1995__                    By: /s/_Frank_S._Dinger___________________
    (Date)                                Frank S. Dinger
                                          Chairman of the Board and
                                          Chief Operating Officer




__August_3,_1995__                    By: /s/_Henry_E._Christel_________________
    (Date)                                Henry E. Christel
                                          Vice President, Treasurer
                                          Principal Financial Officer