Form 10-Q
period 1995-09-30
SADLIER WILLIAM H INC
filed 1995-11-14
CIK 86082

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                 FORM 10-Q


 [X]       			Quarterly Report Pursuant to Section 13 or 15 (d)
             			   of the Securities Exchange Act of 1934


For the quarterly period ended _____ September 30, 1995	___________

Commission file number _________ 0-3037 _____________


_________________________ WILLIAM H. SADLIER, INC.	______________________
   			     (Exact name of registrant as specified in its charter)

_____________ New York __________          ________ 13-5363840	__________
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)


__	9 Pine Street, New York, New York	______________ 10005-1002	__________
  (Address of principal executive office)           (Zip Code)

Registrant's telephone number, including area code ___	(212) 227-2120	___


_______________________________ Not Applicable	_________________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __ X	__   No ________


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.
Common stock, par value $0.25 per share:  894,296 shares outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        _____ September 30, ______  December 31,
                                        ___ 1995 ___  ___ 1994 ___  ___ 1994 ___
                                               (Unaudited)               	         (Note)
ASSETS:

  Cash and cash equivalents             $	1,905,960   $ 1,561,123   $   871,515
  Accounts receivable                     9,698,288	    8,922,939		   2,185,333
  Inventories:
    Bound books and merchandise           2,170,673	    1,403,074		   1,652,782
    Sheet stock and work in process          10,560	       85,410		      55,657
    Paper                               ____175,232	  _____51,648_	 _____79,895_
                                         	2,356,465		   1,540,132		   1,788,334
  Prepaid expenses                        		376,971			    433,120		     333,035
  Deferred income taxes                 ____645,200_  ____650,200_  ____645,200_
     Total current assets                14,982,884	   13,107,514		   5,823,417

  Fixed assets--net                       1,049,447	   	1,204,101	   	1,163,009
  Deferred pre-publication costs          6,833,395		   6,500,952		   6,801,832
  Other assets                          ____762,414_  ____639,954_  ____751,927_

                                        $23,628,140	 	$21,452,521   $14,540,185
                                        ============  ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion of long-term debt    	$  	100,000   $      -	     $  	100,000
  Notes payable--banks                  	 5,800,000	    5,300,000	        	-
  Accounts payable                         	816,663      	957,908	      986,436
  Accrued royalties                       1,144,987      	981,954	   	1,082,481
  Other liabilities and
    accrued expenses                    __2,606,514_  __2,057,689_  ____868,837_
    Total current liabilities            10,468,164    	9,297,551   		3,037,754

  Long-term debt         	                		225,000	      			-	       		300,000

  Deferred income taxes                    		41,800	      	32,900      		41,800

  Shareholders' equity:
    Common shares                         		225,000	     	225,000     		225,000
    Retained earnings                   _12,699,909_  _11,928,803_  _10,967,364_
                                        	12,924,909	  	12,153,803  		11,192,364
    Less treasury shares, at cost       ____(31,733)  ____(31,733)  ____(31,733)
                                        _12,893,176_ 	_12,122,070_ 	_11,160,631_

                                        $23,628,140   $21,452,521   $14,540,185
                                        ============ 	============ 	============

Note:  The balance sheet at December 31, 1994 has been taken from the audited
       financial statements	at that date and condensed.



                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
	                                    (Unaudited)



                               	Nine months ended          	Three months ended
                                     September 30,               September  30,
                               ____1995____  ____1994____     ____1995____  ____1994____

Net sales                    	 $20,882,112   $19,041,467     	$13,899,951 	 $13,041,111

Operating costs and expenses:
   Manufacturing, royalty
     and amortization        		  6,873,704		   5,755,331    	  	3,962,515 	  	3,348,578
   Editorial and distribution		  2,675,031		   3,263,935    		    669,252       963,389
   Selling, general and
     administrative            __7,737,623_	 __7,749,268_    	__2,569,457_  __2,443,073
                               _17,286,358_		_16,768,534_	    __7,201,224_		__6,755,040_

Operating income	               	3,595,754	   	2,272,933	      	6,698,727  	  6,286,071

Other income (expense):
   Interest income                    	685        	9,181       	     	163	        	 478
   Other income                   		21,169       	13,020 		           880		       7,996
   Interest expense            ___(421,633) 	___(256,862)     ___(219,201) 	___(155,614)
                               ___(399,779) 	___(234,661)   		___(218,158)		___(147,140)

Income  before income taxes    		3,195,975    	2,038,272      		6,480,569	  	 6,138,931

Provision for income taxes		   __1,374,000_	 ____876,000_     __2,786,000_ 	__2,639,000_

Net income                    	 	1,821,975	   	1,162,272	      	3,694,569	   	3,499,931

Retained earnings at beginning
   of period                   	10,967,364   	10,945,390	      	9,094,770	  	 8,607,731

Cash dividends, $.10 and $.20
  per share in 1995 and 1994,
   repectively		               ____(89,430)  ___(178,859)     ____(89,430) 	___(178,859)

Retained earnings at end of
   period                     	$12,699,909  	$11,928,803      $12,699,909   $11,928,803
                              	============		============     ============ 	============

Income per common share       	$     	2.04	  $     	1.30	     $     	4.13  	$  	   3.91
                              	============ 	============    	============ 	============
Average common shares
  outstanding		                    894,296	     	895,796	        	894,296	   	  894,296
                              	============ 	============    	============ 	============




                       	 WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                    	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    			(Unaudited)


                                                           Nine months ended
                                                         		  September 30,
                                                      _____1995____   _____1994____

CASH FLOW USED IN OPERATIONS:
    Cash used in operations                           $ (2,698,335)  	$ (3,107,764)

CASH FLOW USED IN INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments              		-           	695,880
  Capital expenditures                                   		(41,227)       (140,752)
  Prepublication cost expenditures                    		(1,861,563)    	(3,010,738)
  Purchase of textbook series                         ________-____		 ____(360,000)
    Cash used in investing activities                 __(1,902,790) 		__(2,815,610)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                 		5,800,000       5,300,000
  Dividends paid		                                         (89,430)	 	    (178,859)
  Repayment of long-term debt		                            (75,000)	         	-
  Purchase of treasury shares                         ________-____		 _____(25,000)
    Cash provided by financing activities            	___5,635,570_ 		___5,096,141_

Increase (decrease) in cash and cash equivalents        	1,034,445	      	(827,233)

Cash and cash equivalents at beginning of period      _____871,515_   ___2,388,356_

Cash and cash equivalents at end of period            $ 	1,905,960    $	 1,561,123
                                                      =============  	=============

OTHER CASH FLOW INFORMATION:
Depreciation and amortization                        	$  2,003,384   	$	1,830,226
                                                      =============  	============
















                   		      WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                   	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          			            (Unaudited)

1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of September 30, 1995 and 1994, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the nine-month and three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.

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

2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the nine months ended September 30, 1995 should not necessarily be considered indicative of the results for the year ending December 31, 1995.


















Item 2.  Management's Discussion and Analysis of Financial Condition
         	and Results of Operations

Results of Operations

In the nine months ended September 30, 1995, net sales rose by 10% over the comparable period in 1994. The Catholic School and Parish Editions of Coming to Faith, and New Progress in Mathematics and Vocabulary Workshop all continued to exhibit strong sales growth. Their increases more than offset the sales generated by the Catechism of the Catholic Church in 1994.

Increased paper prices resulted in higher manufacturing costs in 1995.
During the third quarter of 1995, the Company increased the prices of most of its products and expects to recover most of these higher costs. Editorial expenses continued to be lower in 1995 due to the completion of the revisions of several major series. Selling and promotional expenses directly affected by the higher sales level increased in the three months ended September 30, 1995. General and administrative expenses also rose slightly in that period.

Interest expense increased in 1995 due to higher levels of borrowing and higher interest rates, while interest income decreased because of a reduction in funds available for investment. Cash discounts related to increased paper purchases in 1995 accounted for most of the change in "other income."

The credits and provision for income taxes in 1995 and 1994 were based on the effective tax rates estimated for each full year.

Liquidity and Capital Resourses

Cash and cash equivalents and working capital at September 30, 1995 increased by $345,000 and $705,000, respectively, from the comparable date in 1994, primarily due to reduced prepublication cost and editorial expenditures in 1995. Because of the reduced availability of paper in 1995, the Company purchased more paper for inventory than it normally does to ensure an adequate supply for its printing requirements. Inventory levels also reflected the increased printing requirements of the newly revised series.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1995.

In July of 1995, the Company increased its lines of credit with its banks, from $9,000,000 to $10,500,000. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities. At September 30, 1995 and 1994, such short-term borrowing amounted to $5,800,000 and $5,300,000, respectively. The Company's peak borrowing was $10,000,000 in 1995 and $8,600,000 in 1994.







PART II. OTHER INFORMATION


All items required hereunder have been omitted because they are inapplicable or would result in negative answers.




                               			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    _____WILLIAM H. SADLIER, INC.____
	                      								               (Registrant)




 __November 6, 1995__               By: ___/s/ Frank S. Dinger____
        (Date)                             				Frank S. Dinger
                                         				 	Chairman of the Board and
                                          					Chief Operating Officer




 __November 6, 1995__           				By: ___/s/ Henry E. Christel__
        (Date)                               		Henry E. Christel
                                      					    Vice President, Treasurer
                                        					  Principal Financial Officer