Form 10-K
period 1995-12-31
SADLIER WILLIAM H INC
filed 1996-03-29
CIK 86082

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  Form 10-K
[X]            		 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995     Commission file number 0-3037

                 	      		 WILLIAM H. SADLIER, INC
         (Exact name of registrant as specified in its charter)


	         NEW YORK		                           					   13-5363840
   (State or other jurisdiction of                 	(I.R.S. Employer
    incorporation or organization)                  	Identification Number)

   9 PINE STREET, NEW YORK, N.Y.			                  				  10005-1002
  (Address of principal executive office)            		 			(Zip Code)

Registrant's telephone number, including area code    	 	(212) 227-2120

Securities registered pursuant to Section 12(b) of the Act:
                                           											Name of each exchange
Title of each class                         							    on which registered
       None                                            				   None

Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $0.25 per share
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes _X_. No___.

State the aggregate market value of the voting stock held by non-
affiliates of the registrant. Common Stock, par value $0.25 per share, computed by reference to the average bid and asked prices of such stock as of March 21, 1996:  $1,986,411

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, par value $ 0.25 per share: 893,058 shares outstanding as of March 21, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A is incorporated by reference into Part III of this Form 10-K.

                                                    								Total Pages:  21
                                                          		Exhibit Index: 21



                                   	PART I


Item 1.	Business.

General

William H. Sadlier, Inc. and its subsidiary (hereinafter collectively referred to as the "Company" unless otherwise indicated by the context) are and for more than the last five years have been engaged in the publishing industry and publish and distribute a wide variety of textbooks as well as related workbooks, teachers' manuals, charts and other visual and audio aids, principally in the subject areas of religion, mathematics, language arts and social sciences. The principal markets for the Company's products are in Catholic parochial schools and parish schools of religion, in private and public elementary and secondary schools and junior colleges, principally in the United States. The Company was incorporated in 1928.

The Company maintains a staff of full-time employees to select and edit work for publication, supervise production and promote its published works. The Company's operations constitute a single significant industry segment.

School Textbook Series

The Company plans, produces and promotes the use of textbooks and textbook series of various subject matters for different grade levels. The typical elementary and secondary school textbook series, consisting of basic textbooks (paper or hardbound), workbooks and related instructional materials, as well as individual textbooks published by the Company, evolve from ideas originating with the Company's editors or from recommendations made by teachers or authors. From three to five years of subject matter research, analysis of other works, selection of authors, artists and illustrators, editing of manuscripts and illustrations and appropriate classroom testing are required to produce a major textbook publication.

The Company has submitted and will continue to submit certain of its textbooks for approval by the public school authorities of a number of municipalities in the United States for use in public schools.

The Company views its and its subsidiary's trade name as important business assets in its business based upon its long-standing business record. Similarly, the Company's manuscripts and publications are protected by copyrights, which, in the opinion of the Company, are important business assets. The Company believes that the duration of its copyrights, trade names and other such assets under applicable law is adequate for the protection of the Company.

Religious Instruction Texts for "Released Time" Students

The Company publishes and distributes a series of paperback texts for use in the religious instruction of Catholic students attending public and private elementary and secondary schools. Each diocese in the United States has established a program for the religious instruction of public and private school students. Generally such instruction is given on a so-called "released time" basis whereby the students attending public and private schools are released from attendance at public and private school classes in order to attend classes for religious instruction. In some instances, such religious instruction is given during weekends or when public schools are not in session.

Sales of Religious Textbooks

The Company's school textbooks are primarily sold in the United States through the Company's own sales personnel. In certain instances, purchases are made directly by local schools. Religious instruction texts are also sold for use in Federal Government and military schools as well as to libraries. The Company's sales personnel directly solicit local school representatives. In some instances, a diocese may adopt a specific textbook or textbook series for a given subject matter and for one or more grade levels for use by all parochial schools throughout the diocese. In such cases, sales promotion activities are addressed to diocesan representatives. In still other instances, the schools within a diocese may purchase only textbook titles appearing on a list approved by the diocese and since these lists normally contain more than one approved title for a given subject matter and grade level, a degree of choice is exercised by local schools. In this last instance, the Company's sales personnel maintain contact with school officials at both the diocese and local school levels.

Sales of Non-Religious Textbooks

Public schools often may purchase only those textbook titles appearing on a list approved by the state textbook commissions. Since lists of this kind may contain anywhere from a few to many titles per subject per grade, choice in selection is exercised by local school districts or individual schools. In these instances, the Company's sales personnel maintain contact with school officials at the state, district and local levels. Order forms for a textbook or textbook series provide for the sale, at a specified price, of a given number of copies of the textbook or series which a school authority may request over a period of time ranging from one to five years. Workbooks, tests and supplementary instructional materials are purchased from the Company at prices that may vary from year to year. The Company has no significant contracts for the distribution of its textbooks. In 1996, the Company will engage a group of independent sales representatives to solicit orders from public and private schools.

Printing and Binding

The printing and binding of the Company's various publications are done by several organizations with which the Company has maintained long-standing working relations. At the present time, the Company has no long- term contracts for printing or binding services. Although competition for the use of printing and binding facilities has increased significantly in recent years, the management of the Company believes that there are available to the Company adequate printing and binding facilities. The Company either purchases its own paper or obtains it through its printers. Despite significant increases in the cost of paper and a tightening of supplies in 1995, the Company has been able to purchase sufficient paper. More recently, the cost of paper has begun to decrease slightly and supplies are readily available.

Competition

The school textbook industry is highly competitive. The Company competes directly with other publishers of elementary, secondary school and junior college textbooks for use in parochial and private schools.
Certain of these publishers have substantially greater financial resources than the Company. The Company faces significantly greater competition in selling to public schools than it does in the case of sales to parochial and private schools. Competition is also encountered in sales of religious instruction texts for use in "released time" instruction of public and private school students and the management of the Company believes that the Company may in the future encounter increased competition in this area. In the opinion of the management of the Company, long-standing relations with its present customers in the parochial and "released-time" markets and its response toward the changing needs of these customers are positive factors pertaining to its competitive position within such market. The management of the Company believes that the Company is a very small factor in the textbook publishing industry generally, where it is estimated to have approximately twenty-five competitors. The Company believes that it occupies a position of importance in the field of textbooks for religious instruction, where it is estimated to have less than 10 competitors. The loss of a present or anticipated customer or affiliated group of customers might adversely affect the Company, but the Company believes that its customer base and distribution of sales are sufficiently broad to insulate the Company from any such material adverse effect.

Personnel

As of December 31, 1995, the Company employed approximately 157 persons, of whom approximately 37 were engaged in editorial work and approximately 39 were engaged in sales and promotion.

Development of New Educational Materials

It is estimated that during the three fiscal years ended December 31, 1995 1994 and 1993, the Company spent approximately $2,530,000,
$2,956,000 and $1,965,000, respectively, on editorial activities relating to the development of new educational materials or the improvement of existing educational materials. Approximately 39 employees were engaged on a full or part-time basis in such activities during such fiscal years.

Other

Backlogs of orders are not a significant factor in the Company's business. The dollar amount of backlog of orders believed to be firm, as of December 31, 1995 and 1994, was approximately $56,000 and $29,000, respectively. It is expected that the entire backlog of orders as of the close of the fiscal year ended December 31, 1995 will be filled within the current fiscal year. The Company's business is highly seasonal. During the fiscal year ended December 31, 1995, approximately 76% of the Company's sales occurred during the four-month period from June through September.


Item 2.	Properties.

The principal executive, editorial and sales offices of the Company are located at 9 Pine Street, New York, New York. The Company occupies one floor, comprising approximately 30,000 square feet. This lease, expiring in December, 2004, provides for annual payments of approximately $348,000 through October 31, 1998 and $400,000 thereafter, and escalations to cover property tax and operating expense increases. The Company also leases 71,000 square feet of warehouse space for the storage of textbooks in Jersey City, New Jersey, at an annual rental of approximately $265,000. This lease expires January
31, 2001. The Company believes that its facilities provide adequate capacity for its needs and that its properties, including machinery and equipment, are generally in good condition, well maintained and suitable for their intended uses.


Item 3.	Legal Proceedings.

The Company is not involved in any material legal or other proceedings within the meaning of Item 103 of Regulation S-K.


Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, whether through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                           						PART II


Item 5.	Market for Registrant's Common Equity
            	and Related Stockholder Matters.

See page  9 of this report.


Item 6.	Selected Financial Data.

See page  9 of this report.


Item 7.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations.

See pages 7and 8 of this report.


Item 8.	Financial Statements and Supplementary Data.

See Item 14.(a) on page 6 of this report.


Item 9.  	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure.

None.


                             					PART III


Item 10.	Directors and Executive Officers of the Registrant.

Incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, except information regarding executive officers below.

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of the Company, all of whom serve at the pleasure of the Board of Directors. Except as otherwise indicated, each executive officer's principal employment during the last five years has been with the Company.

                                                      					   		Executive
     Name                		Age     		           Office	      	Officer Since

Frank S. Dinger           	57     		Chairman of the Board         			1973
                                 			Chief Operating Officer

William S. Dinger         	54     		President, Secretary          			1974

Dr. Gerard F. Baumbach    	50     		Executive Vice President,      		1990
                                    Publisher

Joseph F. Brophy          	56     		Executive Vice President,     			1991
                                 			Sales

Dr. Eleanor Ann Brownell  	53     		Vice President                			1993

Henry E. Christel         	50    	 	Vice President, Treasurer     			1982

Moya Gullage              	65    	 	Vice President, Editor-in-Chief		1993

Joseph F. Sweeney         	64     		Vice President                			1976


Item 11.	 Executive Compensation.

Incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


Item 12.	Security Ownership of Certain Beneficial Owners and
Management.

Incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


Item 13.	Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.


                                 PART IV


Item 14.	Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

    (a)	1. The following financial statements are filed as part of this report:
                                                                  						Page No.

Consolidated balance sheets at December 31, 1995 and 1994.             				10

Consolidated statements of earnings and retained earnings
for each of the years in the three year period ended
December 31, 1995                                                    						11

Consolidated statements of cash flows for each of the years
in the three year period ended December 31, 1995                      					12

Notes to consolidated financial statements                          					13 -16

Independent Auditors' Report                                         						17


          2. Schedule for years ended December 31, 1995, 1994 and 1993:

                                                                							 Page No.

VIII - Valuation and Qualifying Accounts                              					18

        All other schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the above-referenced financial statements or the notes thereto.


          3. Exhibits:

          Articles of Incorporation and By-laws of the Company, incorporated by reference to Exhibit 3(a), at page 33, and Exhibit 3(b), at page 37, respectively, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

          List of subsidiaries of the Company.	                   						Page No.
												                                                               21

     (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the last quarter of the period covered by this report.


Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

1995 Compared with 1994

Net sales amounted to $23,686,000 in 1995, an increase of $1,531,000.

Increases were achieved in sales to Catholic schools and parishes and to public schools. The Catholic School and Parish Editions of Coming to Faith, and New Progress in Mathematics and the newly revised
Vocabulary Workshop each exhibited strong sales growth.

Operating costs and expenses increased by 2%. In 1995, the Company increased prices for most of its products due to higher paper prices and was able to maintain its overall gross margin. As expected, editorial expenses declined in 1995 with the completion of several major revisions. Selling and promotional expenses directly related to the higher sales level increased.

Interest expense increased as a result of higher levels of borrowing.

1994 Compared with 1993

In 1994 the Company's net sales reached $22,155,000, which is $2,299,000, or 12%, higher than in 1993.

Both the revised Parish Edition of Coming to Faith and the revised New Progress in Mathematics were major factors in this increase.
Vocabulary Workshop again achieved higher sales. The Catechism of the Catholic Church, of which the Company is a co-publisher, other non-proprietary products distributed by the Company, and the newly acquired Winston Preschool and Early Childhood series also contributed to the growth of sales.

Operating costs and expenses rose by 13% in 1994. Manufacturing cost increased because of both higher sales and the greater sales volume of non-proprietary materials. These materials, including the Catechism of the Catholic Church, generally provide lower gross profit than the Company's own products. Editorial expenses in 1994 included a significant expansion of staff and other resources to complete the concurrent revisions of both New Progress in Mathematics and the Parish Edition of Coming to Faith. These expenses are expected to be lower in future periods.

Higher levels of borrowing and higher interest rates resulted in increased interest expenses in 1994. The decrease in interest and other income was due to a reduction in funds available for investment during the last quarter of the year.

Prices and Costs

During the three years ended December 31, 1995, the costs of personnel, services and materials other than paper, which comprise most of the Company's operating costs and expenses, rose modestly.
The cost of paper used for most of the Company's products, and those of its competitors, increased substantially near the end of 1994, and further in 1995. In the latter part of 1995 the cost of paper showed signs of returning to more moderate levels. Since the Company does not have significant contracts for the sale of its books at fixed prices for extended periods of time, it has been able to increase the prices it charges for its products to offset cost increases during the three year period, while remaining competitive.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $184,000 and $2,213,000 in 1995 and 1994, respectively, compared with an increase of $133,000 in 1993. Working capital increased by $688,000 in 1995, compared with a decrease of $1,757,000 in 1994, a year of much greater prepublication cost expenditures. In 1993 working capital increased by $342,000.

The Company's capital expenditures in 1995 reflected the continued enhancement of in-house publishing capabilities. Investment in the development of new products is reflected in prepublication cost expenditures. Dividends of $.10 per share were paid in 1995 and $.20 per share in 1994 and 1993.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1996.

The Company maintains lines of credit with its banks, under which $10,500,000 was available at December 31, 1995. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and such short-term securities. At December 31, 1995, all such short-term borrowing had been repaid. Peak borrowing under these lines of credit was $10,000,000 in 1995.



William H. Sadlier, Inc. and Subsidiary
Selected Financial Data
             							(Dollars in thousands except per share data)

                     		    1995  	    1994   	   1993   	   1992   	   1991
                         --------   --------   --------   --------   --------
Net sales              	 $ 23,686		 $ 22,155  	$	19,856	  $ 19,766  	$ 19,572

Income before
   accounting change          707        201        403        521        520
Effect of accounting change     -          -        138          -          -
                             ----       ----       ----       ----       ----
Net income                 			707    				201     			541    				521    		  520
                             ----       ----       ----       ----       ----

Income per share:
 Income before accounting   		.79    				.22     			.45     			.58     			.58
   change
 Effect of accounting change  		-	      			-	    			.15      				-				      -
                             ----       ----       ----       ----       ----
 Net income per share      			.79   					.22    				.60	    			.58    				.58
                             ----       ----       ----       ----       ----

Total assets            			15,737		  	14,540	  		14,120	  		13,197	  		13,215

Cash dividends paid per share
   per share (1)              .10        .20        .20        .20        .10


1) Dividends were paid during the third quarter in each year.


Common Stock Prices

The Company's common stock is traded in the over-the-counter market. The prices below represent the high and low bid prices as reported by the National Association of Securities Dealers Automated Quotation ("NASDAQ") System. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 22, 1996, there were 446 shareholders, including individual participants in security position listings.

                               		  1995         	                1994
                           ------------------            -------------------
                      		    High         Low              High          Low
                           -----        -----            -----         -----
First Quarter          				4 1/2       	4 3/8          		4 3/4        	4 1/4
Second Quarter          			4 3/8       	4 3/8           	4 3/4        	4 1/2
Third Quarter            		6 3/4       	3 3/4           	4 1/2        	4 1/2
Fourth Quarter         				6 1/2       	5 1/2	          	4 1/2        	4 1/2




William H. Sadlier, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 1995 and 1994

                                                       1995            1994
ASSETS                                       	     -----------     -----------
Current Assets:
  Cash and cash equivalents (Note 3)               $  	687,805    	$  	871,515
  Accounts receivable, less allowance for
      doubtful accounts of $273,000 and
      $261,900 in 1995 and 1994, respectively        2,602,658       2,185,333
  Inventories:
    Bound books and merchandise                      2,465,398	     	1,652,782
    Sheet stock and work in process                 	  	20,239        		55,657
    Paper                                          	  	230,050	     		  79,895
                                                   -----------     -----------
                                                     2,715,687	     	1,788,334
  Prepaid expenses                                   		277,007	       	333,035
  Deferred income taxes (Note 4)                     		917,600	      		645,200
                                                   -----------     -----------
    Total current assets                           		7,200,757	     	5,823,417
Fixed Assets, at cost:
  Furniture, fixtures and equipment                		1,319,729	     	1,295,517
  Leasehold improvements		                             662,291      			642,217
                                                   -----------     -----------
                                                    	1,982,020	     	1,937,734
  Less accumulated depreciation and amortization	     	979,849		      	774,725
                                                   -----------     -----------
       Total fixed assets	                          	1,002,171	    		1,163,009

Other Assets:
  Deferred pre-publication costs                   		6,707,073		    	6,801,832
  Other (Note 2)                                     		827,128		      	751,927
                                                   -----------     -----------
                                                   $15,737,129	  	 $14,540,185
                                                  	===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt               	$  	100,000	   	$  	100,000
  Accounts payable                                 	  	793,244      			986,436
  Accrued liabilities:
    Royalties                                       	1,169,693	     	1,082,481
    Payroll                                           	613,916       		460,203
    Retirement benefits                              		236,656	       	164,092
    Other expenses                                     212,126	       	201,887
  Taxes on income (Note 4)                           		601,923	       		42,655
                                                   -----------     -----------
    Total current liabilities                      		3,727,558	    		3,037,754

Long-Term Debt (Note 7)                              		200,000		      	300,000

Deferred Income Taxes (Note 4)                        		31,300	       		41,800

Commitments and Contingencies (Notes 3 and 6)

Shareholders' Equity:
  Common shares, $.25 par value;
    900,000 shares authorized and issued              	225,000			     	225,000
  Retained earnings                               		11,585,004	   		10,967,364
                                                   -----------     -----------
                                                   	11,810,004			   11,192,364

Less cost of 5,704 treasury shares                   		(31,733)	     		(31,733)
                                                   -----------     -----------
    Total shareholders' equity                     	11,778,271		   	11,160,631
                                                   -----------     -----------
                                                   $15,737,129	   	$14,540,185
                                                   ===========     ===========
See accompanying notes to consolidated financial statements






William H. Sadlier, Inc. and Subsidiary
Consolidated Statements of Earnings and Retained Earnings
Years ended December 31, 1995, 1994 and 1993

                                      	       1995         1994         1993
                                          -----------  -----------  -----------
Net sales                                 $23,685,512 	$22,154,797 	$19,855,752

Operating costs and expenses:
  Manufacturing, royalty and amortization 		7,845,556	  	7,328,371  		6,238,677
  Editorial and distribution              		3,629,995  		4,116,807  		2,922,535
  Selling, general and administrative     	10,508,665  	10,083,275 	 	9,880,008
                                          -----------  -----------  -----------
                                          	21,984,216  	21,528,453  	19,041,220
                                          -----------  -----------  -----------
Operating profit                           	1,701,296	    	626,344	    	814,532

Other income (expense):
  Interest income                             		2,996      		8,845	     	20,043
  Other income                               		33,628	     	14,940	     	44,425
  Interest expense                          	(479,850)	  	(301,296)	  	(170,622)
                                          -----------  -----------  -----------
                                           		(443,226)	  	(277,511)	  	(106,154)
                                          -----------  -----------  -----------
Income before income taxes and cumulative
  effect of accounting change             		1,258,070	    	348,833    		708,378

Provision for income taxes (Note 4)         		551,000     	148,000	   		306,000
                                          -----------  -----------  -----------
Income before cumulative effect of
  accounting change		                         707,070	    	200,833    		402,378
Cumulative effect of change in
  accounting for income taxes (Note 4)  	           -         			-	   		138,300
                                          -----------  -----------  -----------
Net income	                                  	707,070	    	200,833    		540,678

Retained earnings at beginning of year	   	10,967,364	 	10,945,390	 	10,584,571

Cash dividends, $.10 per share in 1995 and
      $.20 per share in 1994 and 1993	       	(89,430)	  	(178,859)		  (179,859)
                                          -----------  -----------  -----------
Retained earnings at end of year	        	$11,585,004  $10,967,364 	$10,945,390
	                                         =========== 	=========== 	===========

Income per common share:
  Income before cumulative effect of
    accounting change                    	$      	.79		$      	.22 	$      	.45
  Cumulative effect of change in
    accounting for income taxes	                   	-          		-		       	.15
                                          -----------  -----------  -----------
  Net income                             	$      	.79		$      	.22 	$      	.60
                                         	=========== 	=========== 	===========

See accompanying notes to consolidated financial statements


William H. Sadlier, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31, 1995, 1994 and 1993

                                  	           1995  	      1994  	      1993
CASH FLOW FROM OPERATIONS:                -----------  -----------  -----------
  Cash received from customers            $24,935,782  $22,986,446 	$21,163,843
  Cash paid to suppliers and
    employees		                           (21,811,266) (20,338,204) (17,950,858)
  Interest and dividends received               4,029		     24,519		     23,142
  Interest paid		                            (477,972)	  	(301,407)  		(170,025)
  Income taxes paid		                        (274,632)	  	(388,068)  		(431,961)
                                          -----------  -----------  -----------
    Cash provided by operations		           2,375,941	 		1,983,286   	2,634,141

CASH FLOW FROM INVESTING ACTIVITIES:
  Maturity/(purchase) of short-term
    investments          		                         -    		695,880	   	(695,880)
  Capital expenditures                      		(48,286)  		(157,020)  		(384,885)
  Purchase of textbook series		                     -   		(360,000)         		-
  Prepublication cost expenditures		       (2,321,935)  (3,875,128) 	(1,949,839)
  Proceeds from sale of equipment		                 -         			-	     	13,645_
                                          -----------  -----------  -----------
    Cash used by investing activities		    (2,370,221)		(3,696,268)		(3,016,959)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds/(repayment) of long-term debt    	(100,000)	   	400,000	         	 -
  Dividends paid		                            (89,430)	  	(178,859)	  	(179,859)
  Purchase of 5,000 shares for treasury		           -	   		(25,000)	         	-
                                          -----------  -----------  -----------
    Cash provided/(used) by financing
      activities                            	(189,430)	  		196,141    	(179,859)
                                          -----------  -----------  -----------
Decrease in cash and cash equivalents	      	(183,710) 	(1,516,841)	  	(562,677)
Cash and cash equivalents at beginning
  of year                                   		871,515		 	2,388,356   	2,951,033
                                          -----------  -----------  -----------
Cash and cash equivalents at end of year  $  	687,805 	$  	871,515 	$	2,388,356
                                          =========== 	===========	 ===========

RECONCILIATION OF NET INCOME
TO CASH PROVIDED BY OPERATIONS

Net income                               	$  	707,070 	$  	200,833 	$  	540,678
Adjustments to reconcile net income
  to cash provided by operations:
  Depreciation and amortization		           2,625,818	  	2,435,388  		2,428,461
  Other		                                     (10,500)	    	11,297	      	1,146
Changes in assets and liabilities:
    Accounts receivable		                    (417,325)	  	(591,873)    		43,396
    Inventories		                            (927,353)   		144,721	   	(476,548)
    Prepaid expenses		                         56,028   		(127,739)    		37,052
    Deferred income taxes		                  (272,400)	     	5,000	   	(320,000)
    Accounts payable		                       (193,192)   		230,575    		386,057
    Accrued liabilities		                     323,728    		(67,375)	    	93,030
    Taxes on income		                         559,268   		(148,968)	    	55,739
    Other assets		                            (75,201)	  	(108,573)		  (154,870)
                                          -----------  -----------  -----------
	                                          	1,668,871	 		1,782,453		 	2,093,463_
                                          -----------  -----------  -----------
Cash provided by operations	              $	2,375,941 	$	1,983,286 	$	2,634,141
                                         	=========== 	=========== 	===========

See accompanying notes to consolidated financial statements


William H. Sadlier, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 1995, 1994 and 1993

1   Accounting Policies

Nature of Operations. William H. Sadlier, Inc. publishes textbooks and related workbooks, teachers' guides and other supplementary materials principally in the subject areas of religion, mathematics, language arts and social studies.  The Company's major markets are in Catholic schools, parish schools of religion, and  public and private elementary and high schools, primarily in the United States.
Estimates Used in Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1995, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Concentrations. Management  believes there are no concentrations which would be reasonably expected to adversely affect operating results in the near term.
Principles of consolidation. The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated. Cash,_cash_equivalents_and_short-term_investments. Cash equivalents consist of highly liquid instruments with original maturities of three months or less. Time deposits and other short-term securities with original maturities of more than three months but less than one year are classified as short-term investments. The carrying amount of these investments approximates their fair values due to their short maturity period.
Financial instruments.	The fair values of financial instruments closely
approximates their carrying values.
Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market and represent costs of paper, printing and binding. Depreciation_and_related_policies. Depreciation of furniture, fixtures and equipment is provided by the straight-line method over the estimated useful lives of the assets which range from three to ten years. Amortization of the cost of improvements to leased premises is based on the lives of the leases or the estimated useful lives of the improvements, whichever period is shorter. Expenditures for maintenance and repairs are charged to operations and expenditures for additions and improvements are capitalized. Costs and the related allowances for depreciation of items retired or otherwise disposed of are eliminated from the accounts. Any resulting gains or losses are reflected in income.
Deferred_pre-publication_costs. Pre-publication costs of new books and audio visual material consist primarily of outside design, layout, art and photo services, composition, mechanicals, film and plate preparation charges. These costs are amortized over five years, by the straight-line method, from the date of publication or the estimated remaining life, if shorter. Costs applicable to revised editions of standard texts are included in pre-publication costs and costs applicable to reprints are expensed as incurred.
Purchased_computer_software. The cost of purchased computer software and its installation, included in other assets, is amortized over three to five years from the date of implementation using the straight-line method.
Retirement_plans. The Company maintains a 401(K) plan which covers substantially all of its employees. The cost of this plan is accrued and funded on a current basis (see Note 5). The Company provides postretirement life insurance to employees who retire at age 65 or older.
The Company has determined that the effect on the financial statements of implementation of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, Accounting for
Postretirement Benefits Other Than Pensions, is not material.
Income_taxes. In February 1992, the Financial Accounting Standards
Board issued Statement of Financial Accounting Standards No. 109,
Accounting for Income Taxes. Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Effective January 1, 1993, the Company adopted Statement 109 and it has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of earnings and retained earnings.
Net income per common share. Net income per common share is based on the average number of common shares outstanding during each year.


2	Life Insurance Plan Advances

The Company has a Split Dollar Life Insurance Plan for key employees and directors under which it makes interest-free advances for the purchase of life insurance policies. These policies are assigned to the Company as security for the repayment of the advances. If not repaid before, upon the death of the insured, the Company is entitled to receive the total of outstanding advances from the policy proceeds. At
December 31, 1995 and 1994 such advances totalled $392,000 and $360,000, respectively, and were included in "Other assets."


3	Short-Term Borrowings and Compensating
	Balance Arrangements

At December 31, 1995 the Company had unsecured lines of credit from banks totaling $10,500,000, which are available for loans and letters of credit. These lines are subject to review annually. Certain of the arrangments require the Company to maintain compensating balances of 5% of the lines of credit plus 5% of average borrowings. One of the arrangements restricts the use of such balances for general corporate purposes, limits the amount of other debt and requires that shareholders' equity be at least $7,200,000.


4	Income Taxes

As discussed in Note 1, the Company adopted Statement 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $138,300 was determined as of January 1, 1993 and is reported separately in the consolidated statement of earnings and retained earnings for the year ended December 31, 1993.

 Income tax expense (benefit) consists of:

		                                    Current     	  Deferred  	     Total
   Year ended December 31, 1995:     ---------      ----------     ---------
     Federal                        	$	653,800      $(213,800)	    $	440,000
     State and local	               	  180,100		      (69,100)	     	111,000
                                     ---------      ----------     ---------
                                    	$	833,900      $(282,900)    	$	551,000
	                                   	=========     	==========    	=========
   Year ended December 31, 1994:
     Federal	                        $ 	92,400     	$  	10,600	    $	103,000
     State and local		                  41,700          	3,300       	45,000
                                     ---------      ----------     ---------
                                    	$	134,100	     $  	13,900    	$	148,000
                                    	========= 	    ==========    	=========
   Year ended December 31, 1993:
     Federal	                        $	323,800     	$ 	(98,800)   	$	225,000
     State and local		                 113,900 	       (32,900)	  	   81,000
                                     ---------      ----------     ---------
                                    	$	437,700	     $	(131,700)	   $	306,000
                                  		 =========     	==========    	=========


A reconciliation of the federal statutory tax rate with the effective rate is as follows:

                                 	       1995	          1994	  	      1993
                                        ------         ------        ------
Federal statutory rate		                 35.0%        		35.0%		       35.0%
Increase resulting from:
  State and local income tax expense
    net of federal tax effect	           	5.8	          	8.5	         	7.6
  Nondeductible expenses	                	3.6	          		.1	        		2.5
  Other		                                 (.6)       			(1.2)	      		(1.9)
                                        ------         ------        ------
Effective rate		                         43.8%	        	42.4%	       	43.2%
	                                      	======        	======        ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at
December 31, 1995 and 1994 are presented below:
                                               			     1995    	     1994
                                                    ---------     ---------
Deferred tax assets:
Accounts receivable allowances			                   $		42,100    	$ 	36,500
Valuation of inventories, principally due to
  additional costs inventoried for tax purposes
  pursuant to the Tax Reform Act of 1986				          840,500	     	595,800
Retirement agreement costs					                        73,800	      	63,300
Accrued rent	 				                                     40,000 	      28,400
                                                    ---------     ---------
Total gross deferred tax assets					                  996,400	     	724,000
Less valuation allowance					                         (78,800)	   		(78,800)
                                                    ---------     ---------
    Net deferred tax assets				                      	917,600		    	645,200
                                                    ---------     ---------
Deferred tax liability:
  Fixed assets, due to differences in depreciation					31,300	     		41,800
                                                    ---------     ---------
    Total gross deferred liability					                31,300		     	41,800
                                                    ---------     ---------
    Net deferred tax asset				                      $	886,300    	$	603,400
			                                                	=========  		 =========

The valuation allowance for deferred tax assets as of December 31, 1995 was $78,800. There was no change in the total valuation allowance for the year ended December 31, 1995.


5	Retirement Plans

Substantially all of the Company's employees are eligible to participate in its 401(K) plan. The plan provides for a matching contribution of 50 percent of employee contributions limited to 3 percent of salaries. In addition, each year the Board of Directors will determine the amount of any additional contribution, based upon the Company's profitability. Expense under the 401(K) plan for the years ended December 31, 1995, 1994 and 1993 was $278,000, $191,000 and $138,000, respectively.

Upon the termination of the previous retirement plan, the Company entered into supplemental retirement agreements with certain key employees calling for periodic payments to be made when the employees reach age 65.  The Company has purchased life insurance
policies to satisfy these obligations.   At December 31, 1995 and 1994,
the value of these policies included in "Other assets" was $146,000 and $179,000, respectively. In 1995, 1994 and 1993 the expense related to these agreements was $12,000, $31,000 and $98,000 respectively.


6	Commitments and Contingencies

Rental expense for the years ended December 31, 1995, 1994 and 1993 was approximately $1,102,000, $1,066,000 and $1,081,000, respectively.

As of December 31, 1995, future minimum rental payments required under noncancelable operating leases, principally for office and warehouse space and equipment, are as follows:

              			1996                                 	$ 	716,000
              			1997                                 				702,000
              			1998                                 				672,000
              			1999                                 				693,000
              			2000                                		 		691,000
              			Thereafter                        		 		1,621,000
                                                       ----------
				             Total minimum payments required    		 $5,095,000
											                                            ==========

The Company is a guarantor of letters of credit for approximately
$225,000 as of December 31, 1995.


7	Long-Term Debt

In 1994, the Company acquired the Winston Press Preschool and Early Childhood series for $360,000 and purchased inventory of these materials for approximately $85,000. The Company financed this acquisition with a $400,000 unsecured term loan payable in equal monthly installments of $8,333 beginning in January 1995. Interest on the loan is payable monthly at a fluctuating rate equal to 1/4% above prime on the outstanding principal. The loan agreement contains covenants requiring the maintenance of certain minimum levels of defined working capital, net worth and net income. The Company is in compliance with these requirements at December 31, 1995.





Independent Auditors' Report

To the Shareholders and Board of Directors of William H. Sadlier, Inc.:

We have audited the accompanying consolidated financial statements of William H. Sadlier, Inc. and subsidiary as listed in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of William H. Sadlier, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."





KPMG Peat Marwick LLP
New York, New York
March 6, 1996





WILLIAM H. SADLIER, INC. AND SUBSIDIARY

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                             			Balance at   	Additions  		Deductions  	 Balance
                           		  	beginning      charged       	from     	 at end
Description                  	   of year   	  to income 	   Reserve  	   of year
-----------                     ----------    ---------    ----------   --------
Year ended December 31, 1995

  Allowance for
  doubtful accounts             	$261,900	    	$12,000	    	$ 	900(a)	 	$273,000


Year ended December 31, 1994:

  Allowance for
  doubtful accounts           			$249,900     	$12,000    		$	   -	    	$261,900


Year ended December 31, 1993:

  Allowance for
  doubtful accounts           			$271,900		    $18,000	   	 $40,000(a) 	$249,900



__________________________

(a)  Represents the write-off of doubtful accounts.







SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          						WILLIAM H. SADLIER, INC.




                          						By: /s/ William S. Dinger
                         							William S. Dinger
                                President and
                         							Principal Executive Officer



                          						By: /s/ Frank S. Dinger
                          						Frank S. Dinger
                          						Chairman of the Board and
                          						Chief Operating Officer



                          						By: /s/ Henry E. Christel
                          						Henry E. Christel
			                          			Vice President, Treasurer
                          						Principal Financial Officer

March 21, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Frank S. Dinger		               		March 21, 1996
Frank S. Dinger, Director



/s/ William S. Dinger		             		March 21, 1996
William S. Dinger, Director



/s/ Arthur McCauley, Jr.		         		 March 22, 1996
Arthur McCauley, Jr., Director



/s/ William H. McKenna				         			March 22, 1996
William H. McKenna, Director



/s/ Robert M. Callagy		             		March 25, 1996
Robert M. Callagy, Director



/s/ Henry E. Christel		             		March 21, 1996
Henry E. Christel, Director



/s/ Edward K. Braxton		            			March 25, 1996
Most Rev. Edward K. Braxton, Director



/s/ Michael J. Gibbons		            		March 28, 1996
Michael J. Gibbons, Director



/s/ Donald Senior		                 		March 24, 1996
Rev. Donald Senior, Director



/s/ Olga Villa Parra	             				March 22, 1996
Olga Villa Parra, Director







                                   EXHIBIT INDEX
                                   -------------

Exhibit No.            	Description		              		       Page
-----------    ----------------------------     -----------------------------

(3)(a)	       	Articles of Incorporation of		   Incorporated by reference to
             		the Company.		                 		Exhibit 3(a) to the Company's
							                                         Annual Report on Form 10-K
                                         							for the fiscal year ended
                                         							December 31, 1982.

(3)(b)	       	By-laws of the Company.	        	Incorporated by reference to
                                         							Exhibit 3(b) to the Company's
                                         							Annual Report on Form 10-K
                                         							for the fiscal year ended
                                         							December 31, 1982.

(13)		         Annual report to the Com-	      	To be filed with the
             		pany's security holders for 	   	Securities and Exchange
             		the fiscal year ended Decem-	   	Commission pursuant to
             		ber 31, 1995.	                			Rule 14c-3 of the Securities
                                         							Exchange Act of 1934.

(21)	         	Subsidiary of the Company.		     See below



                                     											Exhibit 21
                                                ----------
	                  		SUBSIDIARY OF WILLIAM H. SADLIER, INC.
                     --------------------------------------

Oxford Book Company, Inc.