Form 10-Q
period 1996-03-31
SADLIER WILLIAM H INC
filed 1996-05-14
CIK 86082

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-Q



 [X]       Quarterly Report Pursuant to Section 13 or 15 (d)
             of the Securities Exchange Act of 1934


For the quarterly period ended ________________March_31,_1996______


Commission file number _________________________0-3037__________


___________________________WILLIAM_H._SADLIER,_INC._______
             (Exact name of registrant as specified in its charter)


__________New_York________________            ________13-5363840___
(State or other jurisdiction of                			(I.R.S. Employer
 incorporation or organization)            			Identification Number)


_____9_Pine_Street,_New_York,_New_York_________10005-1002__________
  (Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code ____(212)_227-2120_______


_________________________________Not_Applicable_________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996. Common stock, par value $0.25 per share: 893,058 shares outstanding.


PART_I._FINANCIAL_INFORMATION


Item 1.  Financial Statements

                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                					     	 	__________March_31,_________     December_31,
                     						 	____1996_____________1995___     ____1995____
                             	       (Unaudited)   	       	   (Note)
ASSETS:

  Cash and cash equivalents	     $  	243,646  	$  	336,514    	$  	687,805
  Accounts receivable	            	1,455,877	   	1,037,882		     2,602,658
  Refundable income taxes 		       1,705,000	   	1,593,000              	-
  Inventories:
  Bound books and merchandise    		2,777,098	   	2,479,956      	2,465,398
  Sheet stock and work in process	    	8,174	      	61,092         	20,239
  Paper                         	____759,130_	 ____616,859_    ____230,050_
	                                 	3,544,402		  	3,157,907      	2,715,687
  Prepaid expenses	                 	292,280		    	303,461        	277,007
  Deferred income taxes          ____917,600_	 ____645,200_    ___	917,600_
    Total current assets		         8,158,805	  		7,073,964      	7,200,757

  Fixed assets--net		                995,212	  		1,139,553      	1,002,171
  Deferred pre-publication costs	 	6,581,572	  		6,757,577      	6,707,073
  Other assets                  	____820,067_  ____782,128_    ____827,128_

                                 $16,555,656	  $15,753,222    	$15,737,129
                                	============ 	============   	============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion oflong-term
     debt                       	$  	100,000 		$	  100,000    	$  	100,000
  Notes payble--banks            		4,300,000		  	3,600,000	             	-
  Accounts payable               		1,345,514	  		1,805,451	       	793,244
  Accrued royalties		                 45,583	     		40,306     		1,169,693
  Other liabilities and
    accrued expenses             ____959,300_	 ____701,738_    __1,664,621_
    Total current liabilities    		6,750,397	  		6,247,495		     3,727,558

  Long-Term Debt		                   175,000	    		275,000	       	200,000

  Deferred income taxes             		31,300	     		41,800	        	31,300

  Shareholders' equity:
    Common shares                  		225,000	    		225,000       		225,000
    Retained earnings         	  __9,414,812_  __8,995,660_    _11,585,004_
                                 		9,639,812	  		9,220,660	    	11,810,004
    Less treasury shares, at cost____(40,853)		____(31,733)    ____(31,733)
                               	 __9,598,959_		__9,188,927_  	 _11,778,271_

                               	 $16,555,656		 $15,753,222	    $15,737,129
                                	============	 ============	   ============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.

                  			WILLIAM H. SADLIER, INC. AND SUBSIDIARY
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                				(Unaudited)



                                                    	Three months ended
									                                     ___________March_31,__________
								 	                                    _____1996____    	_____1995____
Net sales                                    	$   	865,621	    	$   	844,959

Operating costs and expenses:
  Manufacturing, royalty and amortization	        	812,886	        		818,173
  Editorial and distribution		                     965,944      			1,014,175
  Selling, general and administrative        	___2,931,859_  	  ___2,443,542_
	                                             ___4,710,689_     __	4,275,890_

Operating loss		                                (3,845,068)		    	(3,430,931)

Other income (expense):
  Interest income		                                    123		            	515
  Other income		                                    15,364	         		16,015
  Interest expense	                           _____(45,611)	   	_____(45,303)
                                              ____	(30,124)	   	_____(28,773)

Loss before income taxes		                      (3,875,192)		    	(3,459,704)

Credit for income taxes	                      __(1,705,000)		   __(1,488,000)

Net loss			                                     (2,170,192)			    (1,971,704)

Retained earnings at beginning of period		    __11,585,004_   	 __10,967,364_

Retained earnings at end of period	           $ 	9,414,812		    $ 	8,995,660
                                             	=============    	=============

Net loss per common share	                    $      (2.43)		   $     	(2.21)
                                             	=============    	=============

Average common shares outstanding			               893,505				       894,296
                                             	=============    	=============





                    	 WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                 	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  			(Unaudited)


                                       		           Three months ended
                                              ____________March_31,_________
                                              _____1996____   	_____1995____

CASH FLOW USED IN OPERATIONS:
   Cash used in operations                    $_(4,185,570)	  	$	(3,516,210)


CASH FLOW USED IN INVESTING ACTIVITIES:
  Capital expenditures                           		(43,970)		      	(28,046)
  Prepublication cost expenditures            ____(480,499)   	____(565,745)
    Cash used in investing activities         ____(524,469)	   ____(593,791)

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit         		4,300,000		     	3,600,000
  Repayment of long-term debt	                    	(25,000)		      	(25,000)
  Purchase of treasury shares                 ______(9,120)	   __________	-_
    Cash provided by financing activities     ___4,265,880_  		___3,575,000_

Decrease in cash and cash equivalents           		(444,159)		     	(535,001)

Cash and cash equivalents at beginning of
  period                                      _____687,805_		  _____871,515_

Cash and cash equivalents at end of period   	$   	243,646    	$  		336,514
                                             	=============   	=============

OTHER CASH FLOW INFORMATION:
Depreciation and amortization                	$   	656,929    	$  		661,503
                                             	=============   	=============



















                  			WILLIAM H. SADLIER, INC. AND SUBSIDIARY
            	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        			        (Unaudited)



1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of March 31, 1996 and 1995, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for both periods presented have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and related notes included in the Company's Annual Report for the year ended December 31, 1995.


2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the three months ended March 31, 1996 should not necessarily be considered indicative of the results for the year ending December 31, 1996.







Item 2.  Management's Discussion and Analysis of Financial Condition
         	and_Results_of_Operations


Results_of_Operations

The first calendar quarter historically represents less than 5% of the Company's annual sales. Most of the increase in net sales in the three months ended March 31, 1996 was attributable to growth of Vocabulary_Workshop and the first sales of the newly introduced Sadlier Phonics series.

There was little change in manufacturing costs compared with 1995 due primarily to the stabilization of paper prices. In 1996, editorial expenses were lower than in the comparable period in 1995 when revisions of two major series had recently been completed. Selling expenses increased in 1996, the result of costs associated with the introduction of the new Sadlier_Phonics series, promotional expenses incurred earlier in the year compared with 1995, and the establishment of a network of independent sales representatives to expand the Company's presence in the public school market.

The credits for income taxes in 1996 and 1995 were based on the effective tax rates estimated for each full year.


Liquidity_and_Capital_Resources

Cash and cash equivalents at March 31, 1996 decreased by $93,000 from the March 31, 1995 level. Working capital increased by $582,000 from the comparable date in 1995.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1996.

The Company maintains lines of credit with its banks, under which $10,500,000 was available at March 31, 1996. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities. At March 31, 1996 and 1995, such short-term borrowing amounted to $4,300,000 and $3,600,000, respectively.




PART_II.__OTHER_INFORMATION


All items required hereunder have been omitted because they are inapplicable or would result in negative answers.




                               			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        				_WILLIAM_H._SADLIER,_INC._
                           					   (Registrant)




__May 10, 1996__        				By: /s/ Frank_S._Dinger________
    (Date)                   	  				Frank S. Dinger
                            					   Chairman of the Board
                             					  Chief Operating Officer




__May 10, 1996__         			By: /s/ Henry_E._Christel______
    (Date)                    		   	Henry E. Christel
                              				  Vice President, Treasurer
                              				  Principal Financial Officer




__May 10, 1996__         			By: /s/ Dasil C. Thomas________
    (Date)                         	Dasil C. Thomas
							                            	Principal Accounting Officer