Form 10-Q
period 1996-06-30
SADLIER WILLIAM H INC
filed 1996-08-14
CIK 86082

UNITED STATES
           		     	 SECURITIES AND EXCHANGE COMMISSION
                     				 WASHINGTON, D.C. 20549


                                FORM 10-Q


 [X]       	Quarterly Report Pursuant to Section 13 or 15 (d)
             	   of the Securities Exchange Act of 1934


For the quarterly period ended _________________June_30,_1996___________

Commission file number __________________________0-3037___________


_________________________WILLIAM_H._SADLIER,_INC._________________
            Exact name of registrant as specified in its charter)


________________New York__________________		    __________13-5363840________
         (State or other jurisdiction of         (I.R.S. Employer
      		 incorporation or organization)  	       Identification Number)


________	9_Pine_Street,_New_York,_New_York_____________10005-1002_______
      (Address of principal executive office)         	(Zip Code)

Registrant's telephone number, including area code ___(212)_227-2120_____


_________________________Not_Applicable______________________________
Former name, former address and former fiscal year, if changed since last report.


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X____ No _________


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31,1996.
Common stock, par value $0.25 per share:  893,058 shares outstanding.







PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

               										          ___________June_30,________	  December_31,

                             	 				____1996____	  ____1995____		 ____1995____
                                          	 (Unaudited)          			(Note)
ASSETS:

  Cash and cash equivalents       	$   611,930    $   340,633		  $   687,805
  Accounts receivable                6,817,012	     6,190,240	     2,602,658
  Refundable income taxes 		         1,692,000	     1,412,000	             -
  Inventories:
    Bound books and merchandise      4,035,835	     2,930,011	     2,465,398
    Sheet stock and work in process      3,598	        49,259         20,239
    Paper                          ____418,328_	  ____215,513_	  ____230,050_
                                   	 4,457,761	   	 3,194,783	     2,715,687
  Prepaid expenses                     381,936	     	 314,271		      277,007
  Deferred income taxes            ____917,600_	  ____645,200_	  ____917,600_
     Total current assets           14,878,239	  	 12,097,127	     7,200,757

  Fixed assets--net                    963,041	   	 1,092,158	     1,002,171
  Deferred pre-publication costs     6,324,791		    6,834,307 	    6,707,073
  Other assets                     ____831,084_		 ____786,545_   ____827,128_

                                   $22,997,155	  	$20,810,137   	$15,737,129
                                 		============	  ===========	   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion of long-term debt$   100,000	   $   100,000   	$   100,000
  Notes payable--banks               9,350,000		    8,650,000	             -
  Accounts payable                  	2,183,712	     1,169,167	       793,244
  Accrued royalties                 	  423,150	       372,923	     1,169,693
  Other liabilities and
    accrued expenses         	     __1,144,369_		 ____938,210_	  __1,664,621_
    Total current liabilities      	13,201,231		   11,230,300	     3,727,558

  Long-term debt         	          		 150,000		      250,000	       200,000
  Deferred income taxes                 31,300		       41,800	        31,300

  Shareholders' equity:
    Common shares            	        	225,000		      225,000	       225,000
    Retained earnings              __9,430,477_		 __9,094,770_   _11,585,004_
                                    	9,655,477		    9,319,770	    11,810,004
    Less treasury shares, at cost  ____(40,853) 		____(31,733)	  ____(31,733)
                                   __9,614,624_		 __9,288,037_   _11,778,271_

                                  	$22,997,155		  $20,810,137 	  $15,737,129
                                 		============   ============   ============

Note: The balance sheet at December 31, 1995 has been taken from the audited financial statements at that date and condensed.


                         WILLIAM H. SADLIER, INC. AND SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
					                                	(Unaudited)



                                        		Six months ended        	Three months ended
                                   	 _________June 30,________ _________June 30,________
                                   	 ____1996____ ____1995____ ____1996____ ____1995____
Net sales                          		$ 7,483,151  $ 6,982,161 	$ 6,617,530	 $ 6,137,202

Operating costs and expenses:
   Manufacturing, royalty
     and amortization        		        2,964,376   	2,911,189	   2,151,490   	2,093,016
   Editorial and distribution        	 1,944,103   	2,005,779	     978,159      991,604
   Selling, general and
     administrative                	 __6,241,800_ __5,168,166_	__3,309,941_ __2,724,624_
                                    	_11,150,279_ _10,085,134_ __6,439,590_ __5,809,244_

Operating income (loss)              	(3,607,128)		(3,102,973)	    177,940   	  327,958

Other income (expense):
   Interest income                           147          522	        	 24		          7
   Other income                           25,132	      20,289	    	  9,768	      	4,274
   Interest expense                 	___(204,678) ___(202,432) ___(159,067)  	 (157,129)
                                    	___(179,399)	___(181,621)	___(149,275) ___(152,848)
Income (loss) before income taxes     (3,846,527)	 (3,284,594)	     28,665   	  175,110

Provision (credit) for income taxes	 _(1,692,000)	_(1,412,000)	_____13,000_ _____76,000_

Net income (loss)                    	(2,154,527)	 (1,872,594)	     15,665   	   99,110

Retained earnings at beginning
   of period                        	_11,585,004_ _10,967,364_	__9,414,812_ __8,995,660_
Retained earnings at end of
  period                           		$ 9,430,477 	$ 9,094,770 	$ 9,430,477 	$ 9,094,770
			                                  ============	============	============	============

Income (loss) per common share      	$     (2.41)	$     (2.09)	$       .02 	$       .11
			                                 	============	============ ============ ============
Average common shares
outstanding	      	                     	893,313	    	894,296	     893,058	     894,296
 		                                 	============	============	============	============




                     	 WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                  	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       								      (Unaudited)


                                                         Six months ended
                                                    _________June 30,_________
                                                    ____1996____  ____1995____
CASH FLOW USED IN OPERATIONS:
    Cash used in operations                       		$(8,476,491)		$(7,846,254)


CASH FLOW USED IN INVESTING ACTIVITIES:
  	Capital expenditures                                 (60,546)		    (32,153)
  	Prepublication cost expenditures                 ____829,718)		_(1,252,475)
   	Cash used in investing activities               ___(890,263)		_(1,284,628)

CASH FLOW FROM FINANCING ACTIVITIES:
  	Net borrowings under lines of credit       	       9,350,000   		8,650,000
  	Repayment of long-term debt	                       		(50,000)	    	(50,000)
  	Purchase of treasury shares                      _____(9,120)	 __________-
   	Cash provided by financing activities           __9,290,880_  __8,600,000_

Decrease in cash and cash equivalents        	          (75,875)   		(530,882)

Cash and cash equivalents at beginning of period    ____687,825_	 ____871,515_

Cash and cash equivalents at end of period         	$   611,930	  $  	340,633
                                                   	============ 	============

OTHER CASH FLOW INFORMATION:
   Depreciation and amortization                  	 $ 1,311,676  	$ 1,335,175
                                                  		============		============

















            		      WILLIAM H. SADLIER, INC. AND SUBSIDIARY
         	   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         	        (Unaudited)



1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of June 30, 1996 and 1995, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the six-month and three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.

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


2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the six months ended June 30, 1996 should not necessarily be considered indicative of the results for the year ending December 31, 1996.


















Item 2.  Management's Discussion and Analysis of Financial Condition
         	and Results of Operations


Results_of_Operations

Net sales rose by 7% in the six months ended June 30, 1996 from the same period in 1995. A new program for children receiving the first sacraments, New_Progress_in_Mathematics and the recently introduced Sadlier_Phonics series provided most of this sales increase.

Manufacturing costs for the six months were relatively unchanged from 1995. The moderation in paper prices is expected to have a positive impact on gross margins over the remainder of the year. Selling expenses increased in 1996, reflecting costs related to the introduction and promotion of the new Sadlier_ Phonics series, the expanded promotion of New_Progress_in_Mathematics, Vocabulary_Workshop and the Company's other language arts products, and the establishment of a network of independent sales representatives to expand the Company's presence in the public school market.

The credits and provisions for income taxes in 1996 and 1995 were based on the effective tax rates estimated for each full year.


Liquidity_and_Capital_Resources

Cash and cash equivalents at June 30, 1996 increased by $271,297 from June 30, 1995. In 1996 the reduction in prepublication cost expenditures, compared with higher levels in 1994 and 1995, was a major reason for the increase of $ 810,181 in working capital. Increased inventory purchases, both to obtain better unit prices and to assure sufficient quantities for a potential expansion of sales to the public school market, resulted in larger inventory and accounts payable balances in 1996.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short-term bank borrowing. Management believes this will continue to be true in 1996.

Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities. At June 30, 1996 and 1995, such short-term borrowing amounted to $9,350,000 and $8,650,000, respectively. By the end of August 1996, the Company expects to increase its lines of credit from $10,500,000 to $12,000,000.







PART II. OTHER INFORMATION


All items required hereunder have been omitted because they are inapplicable or would result in negative answers.




                               			SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          		             __WILLIAM_H._SADLIER,_INC.__
                                          				(Registrant)




_August_13,_1996_  	                    	By: /s/_Frank_S._Dinger___
        (Date)                       		          Frank S. Dinger
                                            				 Chairman of the Board and
								                                         Chief Operating Officer


_August_13,_1996_  	                    	By: /s/_Henry_E._Christel_
        (Date)                             			   Henry E. Christel
                                      				       Vice President,	Treasurer
                                        				     Principal Financial Officer


_August_13,_1996_                    				By: /s/_Dasil_C._Thomas___
        (Date)             	                     Dasil C. Thomas
                                   					    			  Controller
								                                         Principal Accounting Officer