Form 10-Q
period 1996-09-30
SADLIER WILLIAM H INC
filed 1996-11-13
CIK 86082

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                 September 30, 1996
                               -----------------------------------------


Commission file number                        0-3037
                       -------------------------------------------------


                                     WILLIAM H. SADLIER, INC.
    --------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


                    New York                             13-5363840
    --------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)


    9 Pine Street, New York, New York                    10005-1002
    --------------------------------------------------------------------
  (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code   (212) 227-2120
                                                  ----------------------


                                Not Applicable
   ---------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31,1996.
    Common stock, par value $0.25 per share:  888,058 shares outstanding.

Item 1. Financial Statements

                     WILLIAM H. SADLIER, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           September 30,                December 31,
                                                                                ----------------------------------      ------------
                                                                                      1996                   1995             1995
                                                                                ----------------------------------      ------------
                                                                                          (Unaudited)                       (Note)

ASSETS:

   Cash and cash equivalents                                                   $  2,181,303        $  1,905,960        $    687,805
   Accounts receivable                                                            9,653,952           9,698,288           2,602,658
    Inventories:
     Bound books and merchandise                                                  2,657,937           2,170,673           2,465,398
     Sheet stock and work in process                                                  3,598              10,560              20,239
     Paper                                                                          203,718             175,232             230,050
                                                                               ------------        ------------        ------------
                                                                                  2,865,253           2,356,465           2,715,687
   Prepaid expenses                                                                 370,730             376,971             277,007
   Deferred income taxes                                                            917,600             645,200             917,600
                                                                               ------------        ------------        ------------
     Total current assets                                                        15,988,838          14,982,884           7,200,757

   Fixed assets--net                                                                928,872           1,049,447           1,002,171
   Deferred pre-publication costs                                                 6,120,382           6,833,395           6,707,073
   Other assets                                                                     953,834             762,414             827,128
                                                                               ------------        ------------        ------------

                                                                               $ 23,991,926        $ 23,628,140        $ 15,737,129

                                                                               ============        ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY:

  Current portion of long-term debt                                            $    100,000        $    100,000        $    100,000
  Notes payable--banks                                                            4,900,000           5,800,000                --
  Accounts payable                                                                  874,967             816,663             793,244
  Accrued royalties                                                               1,308,392           1,144,987           1,169,693
  Other liabilities and
    accrued expenses                                                              3,137,921           2,606,514           1,664,621
                                                                               ------------        ------------        ------------
    Total current liabilties                                                     10,321,280          10,468,164           3,727,558

  Long-term debt                                                                    125,000             225,000             200,000

  Deferred income taxes                                                              31,300              41,800              31,300


  Shareholders' equity:
    Common shares                                                                   225,000             225,000             225,000
    Retained earnings                                                            13,330,199          12,699,909          11,585,004
                                                                               ------------        ------------        ------------
                                                                                 13,555,199          12,924,909          11,810,004
    Less treasury shares, at cost                                                   (40,853)            (31,733)            (31,733)
                                                                               ------------        ------------        ------------
                                                                                 13,514,346          12,893,176          11,778,271

                                                                               ------------        ------------        ------------
                                                                               $ 23,991,926        $ 23,628,140        $ 15,737,129
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

                     WILLIAM H. SADLIER, INC. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)



                                                                 Nine months ended                         Three months ended
                                                                    September 30,                              September 30,
                                                       --------------------------------------      ---------------------------------
                                                            1996                  1995                   1996                1995
                                                       --------------------------------------      ---------------------------------
Net sales                                               $ 23,075,600         $ 20,882,112         $ 15,592,449         $ 13,899,951

Operating costs and expenses:
  Manufacturing, royalty
   and amortization                                        7,202,407            6,873,704            4,238,031            3,962,515
  Editorial and distribution                               2,495,406            2,675,031              551,303              669,252
  Selling, general and
    administrative                                         9,559,599            7,737,623            3,317,799            2,569,457
                                                        ------------         ------------         ------------         ------------
                                                          19,257,412           17,286,358            8,107,133            7,201,224
                                                        ------------         ------------         ------------         ------------

Operating income                                           3,818,188            3,595,754            7,485,316            6,698,727

Other income (expenses):
   Interest income                                               180                  685                   33                  163
   Other income                                               33,509               21,169                8,377                  880
   Interest expense                                         (416,070)            (421,633)            (211,392)            (219,201)
                                                        ------------         ------------         ------------         ------------
                                                            (382,381)            (399,779)            (202,982)            (218,158)
                                                        ------------         ------------         ------------         ------------

Income  before income taxes                                3,435,807            3,195,975            7,282,334            6,480,569

Provision for income taxes                                 1,512,000            1,374,000            3,204,000            2,786,000
                                                        ------------         ------------         ------------         ------------


Net income                                                 1,923,807            1,821,975            4,078,334            3,694,569

Retained earnings at beginning
   of period                                              11,585,004           10,967,364            9,430,477            9,094,770
                                                        ------------         ------------         ------------         ------------

Cash dividends, $.20 and $.10
   per share in 1996 and 1995
   repectively                                              (178,612)             (89,430)            (178,612)             (89,430)
                                                        ------------         ------------         ------------         ------------

Retained earnings at end of
   period                                               $ 13,330,199         $ 12,699,909         $ 13,330,199         $ 12,699,909
                                                        ============         ============         ============         ============

Income per common share
                                                        $       2.15         $       2.04         $       4.57         $       4.13
                                                        ============         ============         ============         ============

Average common shares
   outstanding                                               893,237              894,296              893,058              894,296
                                                        ============         ============         ============         ============

                            WILLIAM H. SADLIER, INC.
                                 AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH
                                      FLOWS





                                                            Nine months ended
                                                             September 30

                                                     ---------------------------
                                                         1996           1995

                                                     ---------------------------
CASH FLOW USED IN OPERATIONS:
        Cash used in operations                      $(1,833,155)   $(2,698,335)
                                                     -----------    -----------

CASH FLOW USED IN INVESTING ACTIVITIES:
   Capital expenditures                                  (79,306)       (41,227)
   Prepublication cost expenditures                   (1,231,309)    (1,861,563)
                                                     -----------    -----------
        Cash used in investing activities             (1,310,615)    (1,902,790)
                                                     -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Net borrowings under lines of credit                4,900,000      5,800,000
   Dividends paid                                       (178,612)       (89,430)
   Repayment of long-term debt                           (75,000)       (75,000)
   Purchase of treasury shares                            (9,120)          --
                                                     -----------    -----------
        Cash provided by financing activities          4,637,268      5,635,570
                                                     -----------    -----------

Increase in cash and cash equivalents                  1,493,498      1,034,445

Cash and cash equivalents at beginning of period         687,805        871,515
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,181,303    $ 1,905,960
                                                     ===========    ===========

OTHER CASH FLOW INFORMATION:
        Depreciation and amortization                $ 1,970,606    $ 2,003,384
                                                     ===========    ===========

                     WILLIAM H. SADLIER, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Condensed Consolidated Financial Statements

    The condensed consolidated balance sheets as of September 30, 1996 and 1995, and both the condensed consolidated statements of operations and retained earnings and the condensed consolidated statements of cash flows for the nine-month and three-month periods then ended have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.

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


2.  Seasonality

    Historically, educational publishing has been subject to the seasonality associated with the educational year, resulting in a concentration of sales in the third calendar quarter. Therefore, the results of operations for the nine months ended September 30, 1996 should not necessarily be considered indicative of the results for the year ending December 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations

Results of Operations

Net sales in the nine months ended September 30, 1996 rose from $20,882,000 to $23,076,000, or 10%, compared with the same period in 1995. Sales of religion products increased by 4% and sales of non-religion products increased by 25%. The Company's sales to public schools were up by 26%. Coming to Faith remained strong and the new First Eucharist and First Reconciliation provided growth in the sacrament program. Initial sales of Sadlier Phonics together with New Progress in Mathematics and Vocabulary Workshop, accounted for the increase in non-religion products.

Manufacturing costs decreased slightly as a percentage of net sales due to the easing of paper prices in 1996. No significant fluctuation in paper prices is anticipated at this time. Distribution expenses were reduced because more of the Company's order fulfillment costs were charged to customers. Selling, general and administrative expenses increased from 37% to 41%. Selling expenses rose in 1996, reflecting costs related to the new Sadlier Phonics series, the expanded promotion of New Progress in Mathematics, Vocabulary Workshop and the Company's other language art products, and a network of independent sales representatives selling to public schools.

Operating income in the nine months ended September 30, 1996 increased from $3,596,000 to $3,818,000, or 6%. Net income for the nine months was $1,924,000, or $2.15 per share, in 1996 compared with $1,822,000, or $2.04 per share, in 1995. The Company's fourth quarter is historically a loss period since educational publishing sales decline while operating expenses continue. Net income and income per share for the full year will be lower than the nine month amounts.

The provisions for income taxes in 1996 and 1995 were based on the effective tax rates estimated for each full year.

Liquidity and Capital Resources

Cash and cash equivalents and working capital at September 30, 1996 increased by $275,000 and $1,153,000, respectively, from the comparable date in 1995, primarily due to reduced prepublication cost expenditures and an increase in payments received from customers in 1996. The increase in inventories over 1995 levels, which had been $1,263,000 at June 30, 1996, declined to $509,000 at September 30, 1996, and is expected to be reduced further by year end.

Cash flow provided by operations has generally been sufficient to finance investment in new products, equipment and facilities, dividends paid to shareholders and the repayment of short term bank borrowing. Management believes this will continue to be true for the balance of 1996.

In October of 1996, the Company completed the increase in its bank lines of credit, from $10,500,000 to $12,000,000. Each year, because of the seasonality associated with educational publishing, the Company must draw on its lines of credit. During the latter part of each year, such borrowing is repaid and excess funds are available for investment in cash equivalents and short-term securities. At September 30, 1996 and 1995, such short-term borrowing amounted to $4,900,000 and $5,800,000, respectively. The Company's peak borrowing was $10,700,000 in 1996 and $10,000,000 in 1995.

In 1994, the Company financed the acquisition of a textbook series from another publisher with a $400,000 unsecured four year term loan, payable in equal monthly installments with interest. $225,000 of the principal amount was outstanding at September 30, 1996.

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



                                              WILLIAM H. SADLIER, INC.
                                              ------------------------
                                                  (Registrant)




November 7, 1996                            By: /s/ Frank S. Dinger
----------------                            -----------------------
        (Date)                                      Frank S. Dinger
                                                    Chairman of the Board
                                                    and Chief Operating Officer


November 7, 1996                            By: /s/ Henry E. Christel
----------------                            -------------------------
        (Date)                                      Henry E. Christel
                                                    Vice President,Treasurer
                                                    Principal Financial Officer


November 7, 1996                            By: /s/ Dasil C. Thomas
----------------                            -----------------------
        (Date)                                      Dasil C. Thomas
                                                    Controller
                                                    Principal Accounting Officer